Form 10-K/A
Structured Asset Securities Corp Mortgage Pass-through Certificates 2004-11XS
filed 2005-10-14
CIK 1292479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Yes [ ]No [X]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

This Amendment is being filed solely for the purpose of adding the Management's Assertion and Annex I to such
Exhibit 99.1e. Management's Assertion and Annex I had previously been included within Exhibit 99.2e, and remains a part of Exhibit 99.2e.

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

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) (1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) Exhibits

(31) Sarbanes Oxley Certification <F1>

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004, except as noted
below.
a) Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Servicer (Note: Year ended November 30, 2004)
<F2>
b) Colonial Savings, F.A., as Servicer (Note: Year ended September 30, 2004) <F2>
c) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
d) Third Federal Savings & Loan Association of Cleveland, as Servicer (Note: Year ended September 30, 2004) <F2>
e) Washington Mutual Bank FA, as Servicer <F1>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004, except as noted below.
a) Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Servicer (Note: Year ended November 30, 2004)
<F2>
b) Colonial Savings, F.A., as Servicer (Note: Year ended September 30, 2004) <F2>
c) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
d) Third Federal Savings & Loan Association of Cleveland, as Servicer (Note: Year ended September 30, 2004) <F2>
e) Washington Mutual Bank FA, as Servicer <F2>

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Master Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004. <F2>

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2004. <F2>

(B)Exhibits to this report are listed in Item 15(a)(3) above.

(C)Not Applicable.

<F1> Filed herewith.
<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services LLC f/k/a Aurora Loan Services Inc., as Master Servicer

By: /s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Date: October 12, 2005